Form 10-K
period 1995-12-31
ULTRAFIT CENTERS INC
filed 1996-07-25
CIK 819546

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549



[X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934 (FEE REQUIRED)

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995 OR

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

FOR THE TRANSITION FROM OCTOBER 27, 1995 TO DECEMBER 31, 1995

COMMISSION FILE NUMBER:      33-16010-A
                             ----------

                 ULTRAFIT CENTERS, INC. (FORMERLY D.S.S., INC.)
                 ----------------------------------------------

        COLORADO                                    34-1552315
        --------                                    ----------
STATE OF OTHER JURISDICTION OF         (I.R.S. EMPLOYER IDENTIFICATION NO.)
INCORPORATION OR ORGANIZATION


13750 U. S. 281 NORTH, SUITE 610, SAN ANTONIO, TEXAS             78432
- - ----------------------------------------------------             -----
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICE)                          (ZIP CODE)

REGISTRATION'S TELEPHONE NUMBER, INCLUDING AREA CODE:
(210) 495-0565


SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
NONE


SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

(TITLE OF CLASS) COMMON STOCK

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. Yes [X] No[ ] .

(APPLICABLE ONLY TO CORPORATE REGISTRATIONS)

As of December 31, 1995, there were 8,100,000 shares of Common Stock outstanding. Commencing October 27, 1995, the Registrant's Common Stock has traded on the National Association of Securities Dealers Automated Quotation System, Over-The-Counter market (NASDAQ OTC) under the symbol UFCI.

DOCUMENTS INCORPORATED BY REFERENCE

None


PART I

ITEM 1 - BUSINESS

GENERAL

Ultrafit Centers, Inc., (formerly D.S.S., Inc.), a Colorado corporation was formed May, 1987 (the "Company" or "Ultrafit") to primarily engage in the sale and distribution of dental, medical, pharmaceutical and related supplies and equipment. Prior to October 27, 1995 nor in any of its previous fiscal years, the Company did not have meaningful business operations. On October 27, 1995, the Company exchanged 6,600,000 shares of its Common Shares for 100% of Ultrafit Centers, Inc., a Texas Corporation; thereafter, the Company's name was changed from D.S.S., Inc. to Ultrafit Centers, Inc.

Ultrafit is a management company that manages and develops the Ultrafit Preventive Medicine Centers concept through the operation of individual Ultrafit Preventive Medicine Centers (the "Ultrafit Center(s)") and Nutritional Biosciences, Inc. ("Nutritional Biosciences"), the Company's sole provider of certain dietary supplements. An Ultrafit Center represents an alternative model for health care which takes a preventive approach versus repair approach to medicine through combining a physician-staffed medical clinic with a state-of-the-art fitness and nutrition center. The Ultrafit program is designed to recognize most patients have never exercised before and a majority have one or more pre-existing illnesses such as high blood pressure, coronary artery disease, diabetes, degenerative arthritis, rheumatoid arthritis and osteoporosis. Therefore, at the outset, a customized patient program is developed with appropriate exercise and diet regimen suited to the particular patient's abilities. Each customized patient program is developed based on a medical evaluation performed by an on-site physician. The Company has developed a proprietary specific step-by-step enrollment process.

The Company currently operates six (6) Ultrafit Centers in the State of Texas. As of March 1, 1996, these six (6) Centers had a combined membership of approximately 10,000 patients. On December 1, 1995, the Company entered into an agreement to commence operations in an Ultrafit Preventive Medicine Center in Phoenix, Arizona.

ITEM 1 - BUSINESS (CONT'D.)

In June 1995, the Company opened a new Ultrafit Center pursuant to a joint venture agreement with Davlin Corporation. Pursuant to the terms of the Agreement, the Company retains a 49% ownership interest in the center. The Company is also entitled to franchise royalties of 7% of gross revenues.

The Company also operates Nutritional Biosciences, Ultrafit's sole provider of certain dietary supplements. Nutritional Biosciences was formed on January 30, 1986, primarily as a wholesaler of vitamins and dietary supplements. For the twelve-month period ending December 31, 1995, Nutritional Biosciences derived approximately sixty-six percent (66%) of its revenues from supplying Ultrafit Centers with certain dietary supplements.

THE DEVELOPMENT OF THE ULTRAFIT STATE

The Ultrafit concept and system of preventive medicine was developed by Dr. Joseph E. Davis, founder, Chairman of the Board of Directors and Chief Medical Officer of the Company. During his tenure at the Heart and Lung Institute at Bethesda, Maryland, Dr. Davis developed a keen interest in nutritional biochemistry. The goal of Dr. Davis' work was to develop a dietary and exercise program designed to form a preventive versus repair approach to health care. Dr. Davis coined the term "Ultrafit State" to characterize his approach to preventive healthcare.

In 1978, Dr. Davis opened a private practice in Nacogdoches, Texas and began to apply his concepts in his work of rehabilitating cardiac and orthopedic patients. In 1990, Dr. Davis published a book entitled "ULTRAFIT" describing his program. Subsequently, Dr. Davis relocated to Edinburgh, Texas and with John Russell, an executive of a health club group, established the first Ultrafit Center.

AN ULTRAFIT PREVENTIVE MEDICINE FACILITY

The Company delivers its products and services to consumers through the management operation of Ultrafit Centers. Members of each Ultrafit Center pay an initial fee and small monthly charge to have created a customized program incorporating matters relating to physical health, exercise and diet under the direction of a staff physician and a team of exercise and nutrition personnel. Each center houses facilities for patient use of various exercise equipment including stationary bikes, weights, treadmills and other exercise equipment necessary for the Ultrafit program.

The non-discounted initial charge to become a patient of an Ultrafit Center is $498.00. The fee covers an initial medical evaluation which includes a cardiac stress test, blood profile, resting electrocardiogram, urinalysis, complete chemistry analysis and physical. Thereafter, each patient is charged a $60.00 monthly fee for use of the Center's facilities, equipment and services. The monthly fee is collected on a pre-authorized bank draft of the patients bank account or credit card. A patient may cancel membership by providing 60 days notice or may move a membership to another Center by providing 30 days notice. Patients have reciprocity at all Ultrafit Centers.

ITEM 1 - BUSINESS (CONT'D.)


PATIENT ENROLLMENT

Upon acceptance and prior to the first appointment, each new patient is provided with a copy of the book entitled "Ultrafit", a health review form and the rules of the Ultrafit Center. Patients are instructed to read the book, complete the health review and refrain from foods for 12 hours before the first appointment because of the physical exam. Patients are also encouraged to wear clothing appropriate for exercise and, if desired, a change of clothes.

During this evaluation portion of the Company's enrollment process, the patient provides a blood and urine sample followed by a medical exam performed by the on-site physician. This exam typically takes approximately one-hour and includes treadmill evaluation. The first visit concludes with arrangements for the second visit.

The second visit is a review of the lab results and doctors physical examination and stress test evaluation. Using these results, the doctor can structure the patients dietary and exercise program and scrutinize same in light of any medical considerations. In some cases, the doctor may prescribe dietary supplements or regimens. The second visit concludes with arranging for the third visit.

During this phase of the enrollment process, a customized training program is developed for the patient taking into account the factors of age, physical limitation, weight and medical exam results and medical history. Within these parameters, the exercise physiologist can develop a program based on goals to lower body fat, lose inches or to develop body tone.

Patients are provided a program card and a complete demonstration of the exercise equipment by a personal trainer employed by the Ultrafit Center. The personal trainer will work with the patient for at least the next ten visits to ensure a smooth and consistent transition into the Ultrafit program. During this time, patients are taught to monitor their heart rate and technique on how to control heart rate.

Thirty to sixty days after the initial visit, each patient is measured and weighed. In some cases, the exercise program is graduated or decreased to keep pace with the patient.

DIETARY PROGRAMS

In certain cases, an individual patient program includes a dietary regimen in conjunction with a consistent exercise program. The Ultrafit program recommends one of three diets depending upon the needs and medical condition of each patient. Basically, the Ultrafit Diet plans allow different people to eat the same foods, but at different calorie levels.

THE ULTRAFIT AMINO ACID DIET provides predigested amino acid tablets and vitamin/mineral supplements for people with serious weight problems who need help with hunger control. Predigested means that the protein has been broken down to its most basic building blocks.

ITEM 1 - BUSINESS (CONT'D.)


THE ULTRAFIT REDUCING DIET helps people lose weight more gradually. Just as does the Ultrafit Amino Acid Diet, the Ultrafit Reducing Diet protects the patient's muscle and reduces the fat in the patient's diet and on the patient's body. This diet does not use amino acid tablets. It does require that the patient takes vitamin/mineral supplements.

THE ULTRAFIT MAINTENANCE DIET helps people of normal weight who have health problems achieve that Ultrafit State. It protects the patient's muscle as the patient reduces the fat in his/her diet and on the patient's body. This diet includes a weekly "pig-out meal."

THE BODY WARRANTY

The Company provides qualified members free limited outpatient care including:

(1) Routine Outpatient care for illness that can be appropriately treated by a general practitioner or internist during posted office hours.

(2)     All lab work completed at cost plus a nominal drawing and handling fee.

(3)     All medical fees will be posted.

Conditions of eligibility for the Company's free limited outpatient care state:
"This Body Warranty remains in effect as long as the terms heretofore mentioned are honored and the member is in good standing; members must exercise a minimum of ten (10) times per month; members must be 14 years in age or older; and, must be current on premiums."

The Company previously obtained its supply of Amino Acid tablets offered by the Company to certain of its patients from Nutritional Biosciences. The Company acquired the assets of Nutritional Biosciences on April 3, 1995, thereby relieving dependence on an outside party for supplies of Amino Acid tablets.

COMPETITION

Management believes its competition arises primarily from health clubs and diet centers. Although the Company believes its approach to preventive medicine through providing a physician-staffed medical clinic with a state-of-the-art fitness and nutrition center allows it a competitive advantage, the majority of health clubs and diet centers have substantially greater financial and marketing resources than the Company. Moreover, there can be no assurance that competitors that more closely parallel the Company's method of operation might not enter markets in which the Company has a presence at some time in the future.

ITEM 1 - BUSINESS (CONT'D.)

INDUSTRY - PREVENTIVE MEDICINE

Although the Company shares the characteristics of a fitness center or gym as well as the characteristics of a diet center, management considers its industry segment is better defined as "preventive medicine."

The Company's founder developed the Ultrafit series of programs in the course of providing services as a practicing physician. As such, while an Ultrafit Center offers all the amenities standard to other fitness centers such as exercise equipment, weight machines, etc., the Company's use of an on-site physician, exercise physiologist and nutrition expert substantially differentiate it from either health clubs or diet centers. The Company defines preventive medicine in the same manner as the Centers for Disease Control, i.e. "preventive" medicine are programs able to "reduce the incidence, prevalence and burden of disease and injury and enhance health by improving physical social and mental well-being."

Management believes there is a general growing trend of acceptance for a preventive approach to medicine versus a repair approach. According to a survey by the U.S. Department of Health and Human Services, approximately 81 percent of private work-sites with at least 50 employees offered some type of health promotion activities in 1992, compared with 66 percent in 1985. An October 1993 William M. Mercer Inc. survey showed the main motivation for establishing such programs was to reduce health care costs (83 percent). Others cited employee interest (36 percent) and absenteeism/productivity issues (17 percent). Fourteen percent mentioned other reasons, the most common being a concern for employee welfare.

Among the published studies which management believes demonstrate growth in the popularity of a preventive approach to medicine include Johnson & Johnson's Live For Life program showed cost savings of about $180 a year for each employee. Stanford University School of Medicine's Healthtrac program showed a reduction of $300 in medical claims for each $30 spent on guiding individuals into healthier lifestyles. Stratus Computer Inc. of Marlborough, Mass., is saving about $50,000 a year on medication and diabetic treatment for its employees who completed the HealthMatters program during 1992 and 1993.

MARKETING

The Company intends to market and develop its locations through franchising and jointly-owned Ultrafit Centers. The rationale for franchising the Ultrafit is based, in part, upon management's belief that new Centers can best be developed if owned by physicians practicing preventive medicine. Additionally, Company-owned locations require significant capital and management estimates that expansion would be restricted to the availability of capital.

ITEM 1 - BUSINESS (CONT'D.)


The Company has not conducted any marketing studies which would indicate a demand or lack of demand for its approach to preventive medicine or its approach to marketing through offering for sale jointly-owned or franchised Ultrafit Centers. Accordingly, the Company is relying solely on the opinion of management that a need exists in the marketplace for preventive medicine in general and for the Ultrafit approach to preventive medicine in particular. As such, there can be no assurance that any market exists or, if a market exists, that it would be receptive to preventive medicine as delivered according to the Ultrafit approach.

FRANCHISING AND JOINTLY-OWNED ULTRAFIT CENTERS.

The Company intends to develop the Ultrafit concept, in part, through obtaining qualified franchisees, which franchisees may include, as equity participants, physicians practicing preventive medicine. The Company is also seeking to extend and develop its Ultrafit concept through joint venture or joint development agreements.

Under the jointly-owned approach, the Company licenses its system for center operation, together with its name and other materials. The Company retains 40% to 50% ownership of each center and the purchaser provides funding to establish a particular center. The Company envisions it will market the jointly-owned approach exclusively to physicians who practice a preventive form of medicine and agree to act as or provide for a full-time, on-site physician.

DEVELOPMENT OF JOINTLY-OWNED ULTRAFIT CENTERS

The Company intends to market the jointly-owned approach exclusively to physicians who practice a preventive form of medicine and agree to act as or provide for a full-time, on-site physician.

SALES OF FRANCHISE ULTRAFIT CENTERS

On September 21, 1994, the Company entered its first franchise agreement with Princeton Medical Group ("PMG") for the San Antonio, Texas, area. Said area contains two existing Ultrafit Centers which PMG continues to operate. The Company intends to offer franchises to qualified individuals, primarily physicians. Franchises will be awarded for an initial fee of $50,000 and a monthly royalty of between seven percent (7%) and nine percent (9%) of gross sales.

During the term of a franchise agreement, a franchisee must pay the Company a continuing monthly royalty fee between seven and nine percent (7-9%) of the gross sales of the Ultrafit Center. The Company, in its sole discretion, may modify the royalty fee for a specific franchise under certain limited circumstances. Such circumstances include an evaluation of market conditions, including the degree of market penetration of the Ultrafit Centers in the area to be developed and the demographics of the area; the number of Ultrafit Centers to be developed; the time period for such development and the location of the Ultrafit Center; the financial strength and experience of the franchisee and related factors.

ITEM 1 - BUSINESS (CONT'D.)


REGULATORY COMPLIANCE

In connection with its franchise operations and with respect to the provisioning of medical services through the physician employees of the particular Centers, the Company is subject to state, federal and professional medical practice requirements.

TRADEMARKS AND COPYRIGHTS

Although the Company does not have any registered trademarks or copyrights, the Company believes that it has proprietary rights with respect to certain of its trademarks and copyrights.

EMPLOYEES

None of the Company's employees are subject to collective bargaining agreements. The Company's employees have never been on strike while in the employ of the Company. As of December 31, 1995, The Company employed individuals in the following capacities: The following table sets forth the Company's employees by category as of December 31, 1995:

                                            CURRENT
        CATEGORY                            EMPLOYEES
        --------                            ---------

        Corporate/Administration               2
        Sales and Marketing
        Office/Customer Service                1

        Total                                  3


ITEM 2 - PROPERTIES


The Company leases its facilities under various operating leases. Reference is made to Note 12 of the Company's Notes to Consolidated Financial Statements with respect to current and future lease obligations.

ITEM 3 - LEGAL PROCEEDINGS


The Company's property is subject to a pending legal proceeding filed in 1994 in the U.S. Banruptcy Court for the Western District of Texas. Such action is an outcome of the Chapter 7 bankruptcy case filed by John and Patty Russell. In such proceeding, the Bankruptcy Trustee is seeking recovery from Dr. Davis "the true value of the stock in DPJ" [Inc.], which company was acquired by Dr. Davis from John Russell in 1992. The Trustee in such action is alleging, among other matters, that the Company has liability, as a subsequent transferee of Dr. Davis, due to the fact that, as alleged by the Trustee, DPJ was purchased by Ultrafit for a price below its market value. The Company was named as a party in this litigation in December 1995.

Reference is made to Note 13 to the Company's Notes to Consolidated Financial Statements for the year ended December 31, 1995.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


In the final quarter of the year, no matters were submitted to a vote of security holders.

PART II

ITEM 5 - MARKET FOR REGISTRANTS' COMMON STOCK AND RELATED
STOCKHOLDER MATTERS


Market Information

Commencing October 27, 1995, the Company's Common Stock is traded on the electronic bulletin board. The high and low bid price during such period was, as follows:

        HIGH          LOW
        ----          ---

        3-1/4         2

There are currently 300,000 outstanding Warrants for the purchase of Common Shares, in prices ranging from $1.00 to $1.50. The Warrants are effective for a period of two years from date of issuance and would, if unexercised, expire at midnight on December 19, 1997. There are no other options, warrants or securities convertible into common equity of the Registrant. None of the Registrant's securities may be sold pursuant to Rule 144. However, the Company has undertaken to register approximately three million (3,000,000) of its Common Shares for certain unaffiliated Shareholders of Record. The Company currently plans to register such Common shares in the Summer of 1996.

Since inception the Company has never paid dividends on any class of its equity. The Company does not intend to pay dividends in the future.

As of December 31, 1995, there were 288 Shareholders of Record.

ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES

The Company believes that it has effectively limited the amount of debt incurred in opening new Centers by utilizing internal financial and off the balance sheet financing. With these factors in mind, the Company has improved its ratio of total assets to total liabilities from 1.88 to 1 as of December 31, 1995, and
5.7 to 1 as of March 31, 1996.

Capital is derived from the operation of the Ultrafit Centers and from the sale of franchises and subsequent franchise royalties. As of March 1, 1996, the Company had six (6) Centers in operation. The fee to acquire a franchise is $50,000 with franchise royalties ranging between 7-9% of gross sales. Additionally, capital is derived from the sale of certain dietary and vitamin supplements through Nutritional Biosciences. Distribution is currently through sales at the Centers and also through advertisements in a state-wide publication.

CAPITAL REQUIREMENTS AND SOURCE OF FUNDS

Each new center requires approximately $500,000 of capital for hard assets and an additional $100,000 of short term working capital.

        1. Ultrafit has a $1,000,000 line of credit with Mission State Bank of Mission, Texas, (currently not utilized).

        2. Ultrafit has an on-going loan/debt relationship with NationsBank. Ultrafit has a $340,000 loan outstanding to NationsBank that is collateralized by shares of Ultrafit's stock.

        3. Ultrafit's Board of Directors has authorized Warrants for a total of 700,000 shares of Ultrafit's stock for a total value of $1,400,000.

EFFECT OF INFLATION

Ultrafit is affected by inflation or deflation in the areas of labor cost (which makes up in excess of 50% of operation cost, supply cost and cost of construction). As a result, Ultrafit uses the C.P.I. guide for project increases in costs on an annual basis.

RESULTS OF OPERATIONS

Typically, during the first 12 months of operation, all short term working capital is repaid. Centers are projected to be posting cash flow. At the 18-month marker, Centers are projected to be profitable.

Mature Centers (those Centers with 1,500 or more patients) produce approximately $20,000 in excess cash, and approximately $12,000 in profit each month.

Nutritional Biosciences has a 100% gross profit margin in all of its products. Currently 2/3 of these products sold by Nutritional Biosciences are sold to Ultrafit Centers. One-third of Nutritional Biosciences sales are sold directly to the consumer via the telephone and Internet sales. By January 1, 1997, Ultrafit projects that 50% of Nutritional Biosciences sales will be via the Internet and telephone sales.

FINANCIAL CONDITION

For the year ended December 31, 1995, Ultrafit reflected a loss in operations. However, management is optimistic about future financial results, due to the following factors:

        o Limited use of debt and the utilization of off-the-balance-sheet financing, when possible, in opening new Centers.

        o      Continued strong performance by the McAllen centers.

        o      Change in ownership of a San Antonio franchise.

        o Opening of Victoria center - expected break-even by June 1997, profit margin of $5,000 in July 1997 with continued growth of approximately 5% per month.

        o Change in management of Harlingen center - expected break-even by June 1996, profit margin of $5,000 in July 1996 with continued growth of approximately 5% per month.

        o Opening of the first out-of-state franchise in the Phoenix, Arizona, area. Expected opening in June 1996, with six (6) Centers expected to follow.

        o Addition of two (2) corporate-owned centers and four (4) franchised centers.

        o Entrance of Nutritional Biosciences into the national distribution market via the Internet. Increase in the number of Centers operating will lead to greatly increased sales ratios, while increases in retail sales will lead to a greater profit margin.

        Management believes all of the above factors will have a positive impact on the financial condition of the Company.

ITEM 7 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


Reference is made to the Financial Statements attached hereto, commencing on page F-1.

ITEM 8 - CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE


There have been no disagreements between the Company and its accountants and auditors with respect to accounting and financial disclosure.

PART III

ITEM 9 - DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT


The following table sets forth certain information with the respect to the Company's Officers, Directors and Key Personnel:

NAME                  AGE    POSITIONS WITH THE COMPANY
- - ----                  ---    --------------------------

Joseph Davis          50     Chairman of the Board of Directors,
                             Chief Medical Officer

Wendell Porth         42     President, Chief Executive Officer, Director

John Russell          50     Consultant, Director

Daniel Boone          42     Director

All Directors hold office until the next annual meeting of Shareholders of the Company or until their successors are elected and qualified. Officers hold office until their successors are chosen or qualified, subject to earlier removal by the Board of Directors. The Company does not have an Executive, Nominating, Compensation or Audit Committee.

Set forth below is a biographical description of each Officer listed above and of each Director:

Joseph E. Davis, M.D., is the Chairman of the Board of Directors and the founder of the Ultrafit concept. Dr. Davis obtained his Doctor of Medicine at the University of Texas, Southwestern Medical School in 1972, graduating Magna Cum Laude. Dr. Davis completed his internship and medical residency in Massachusetts General Hospital, Boston Massachusetts. Dr. Davis established his initial practice in Nacogdoches, Texas, specializing in internal medicine and continued that practice until July 1989. Dr. Davis then concentrated his efforts on the Ultrafit Preventive Medicine concept. The New American Library published Dr. Davis' book entitled "Ultrafit" in 1992. Dr. Davis has been the recipient of numerous awards, including the Phi Kappa Phi National Scholastic Honorary Society, the Alpha Omega Alpha National Medical Honor Society. Dr. Davis has also received numerous body building awards including the Texas Timberland Championship, South Central U. S. A. Middleweight and Mr. Mid-America Novice, North Texas Body Building Championship.

Wendell A. Porth has served as a member of the Board of Directors and as the Chief Executive Officer of the Company since October 27, 1995. Mr. Porth is responsible for the formulation of corporate strategy and for corporate development. Mr. Porth has been employed in various executive level positions within the health care industry for the past twelve years. Mr. Porth's prior executive level positions include associations with Humana Women's and Children's Hospital, San Antonio, St. Luke's Lutheran Hospital, San Antonio and Memorial Hospital, El Campo, Texas. Mr. Porth holds an MBA and BS in Finance.

John Russell has been a director of the Company since March 1992. Since March 1992, Mr. Russell has been self-employed as a consultant in the health and fitness industry. Mr. Russell has been a consultant to Ultrafit since March 1992. His background includes one time part- owner of International Fitness Centers. In May 1994, Mr. Russell filed Chapter 7 petition under the bankruptcy code.

Daniel Boone, M.D., was admitted to practice in Texas. From 1991 to 1993, Dr. Boone managed and operated a private medical practice. From 1993 to 1995, Dr. Boone has been employed by the Company, and has provided medical services for the Ultrafit Center in Kerrville, Texas.

ITEM 10 - EXECUTIVE COMPENSATION

The following summary compensation table sets forth the aggregate cash compensation paid, accrued or deferred to the Chief Executive Officer of the Company and to each officer of the Company who earned in excess of $100,000 for services rendered in all capacities to the Company during the fiscal year ended December 31, 1995:

                           SUMMARY COMPENSATION TABLE

NAME AND                     ANNUAL      ANNUAL  OTHER ANNUAL     ALL OTHER
PRINCIPAL POSITION    YEAR   SALARY      BONUS   COMPENSATION     COMPENSATION
- - ------------------    ----   ------      ------  ------------     ------------

Joseph Davis          1995   $120,000     $0          $0           $45,000(1)
Wendell Porth         1995   $ 65,625     $0          $0           $45,000(1)
John Russell*         1995   $120,000     $0          $0           $45,000(1)

* John Russell was paid as a consultant to the corporation, not as an employee. (See Item 12 below).

(1) Paid in 50,000 Shares of restricted common stock at a per share price of $1.50 per share, discounted 40% due to two-year resale restriction.

The Company's Directors do not receive compensation for acting in their respective capacities as such.

ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT


The following table sets forth the holdings of Common Stock by each person who, as of December 31, 1995, held of record or was known by the Company to own beneficially more than five percent of the outstanding Common Stock of the Company, by each Director and Officer of the Company and by all Directors and Officers of the Company as a group.

                                No. of Shares and
Name and Address of             Nature of Beneficial     Percentage of Common
Beneficial Owner                     Ownership           Shares Outstanding

Hartvale Holdings Ltd.                 444,000                   5.4%
14A Eddelston Street
London, England

Lomax Co. Limited                      695,000                   8.55%
P. O. Box 1792
Grand Cayman Office
Georgetown, Grand Cayman

OTC Capital Corp.                      647,000                   8%
P. O. Box 669
Palm Beach, Florida 33480

Joseph Davis                         2,939,646                  36%
500 Thompson Dr.
Kerrville, TX  78028

Daniel Boone                           495,530                   6%
236 Wesley
Kerrville, Texas 78028

Wendell Porth                           50,000                   .50%
105 Painted Post
San Antonio, Texas 78231

John Russell                            50,000                   .50%
13750 U.S. 281 North, Suite 610
San Antonio, Texas 78232

All Directors and Officers
as a group (4 persons)                3,535,176                 43%

ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTION


        Daniel Boone purchased 100,000 shares of additional stock in February 1996 for $100,000.00.

        From March 1992 through the present, John Russell, a director of the Company, has served as a consultant to the Company. For the fiscal year ended December 31, 1995, Mr. Russell received consulting fees of $120,000. In the Company's opinion, the terms of Mr. Russell's consulting agreement with the Company are on terms no less favorable than could have been obtained from unaffiliated third parties.


PART IV

ITEM 13 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
FORM 8-K


(a)     The following financial statements are included in Part II, Item 8:

                                                                        PAGE
                                                                        ----

Independent Auditor's Report                                             F-1

Balance Sheet as of December 31, 1995 and 1994                           F-2

State of Operations for the years ended December 31, 1995, 1994, 1993    F-3

Statement of Shareholders' Equity for the years ended
December 31, 1995, 1994 and 1993                                         F-4

Statement of Cash Flows for the years ended                              F-5
December 31, 1995, 1994 and 1993

Notes to Financial Statements                                            F-6

(b)     Reports of Form 8-K

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

        Ultrafit Centers, Inc.
        a Colorado corporation


        By:
           ------------------------------
            Wendell A. Porth, President

Dated: __________________ , 1996



Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


        ------------------------------
        Joseph Davis, M.D.,  Chairman of the Board of Directors

        Date:   July 15, 1996
              ---------------------------

        ---------------------------------,
        Wendell A. Porth, Director

        Date:   July 15, 1996
              ----------------------------

        ----------------------------------
        John Russell, Director

        Date:   July 15, 1996
             -----------------------------

        ----------------------------------
        Daniel Boone, M.D., Director

        Date:   July 15, 1996

                              ANGEL E. LANA, P.A.
                          CERTIFIED PUBLIC ACCOUNTANT
                                  [LETTERHEAD]


Board of Directors
Ultrafit Centers, Inc. and Subsidiaries


                          INDEPENDENT AUDITOR'S REPORT


I have audited the accompanying balance sheets of Ultrafit Centers, Inc. (formerly D.S.S., Inc.) and subsidiaries as of December 31, 1995 and 1994, and the related statements of operations, shareholders' equity and cash flows for the years ended December 31, 1995, 1994 and 1993. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit. I did not audit the 1994 financial information contained in Note 2 relating to the financial position and results of operations of acquired subsidiaries. The 1994 financial statements of the acquired subsidiaries were audited by other auditors whose reports have been furnished to me, and my opinion, insofar as it relates to the 1994 financial information included in Note 2, is based solely on the report of the other auditors.

I conducted my audits in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits and the report of other auditors provide a reasonable basis for my opinion.

In my opinion, based on my audits and the report of other auditors, the financial statements referred to above present fairly, in all materials respect, the financial position of Ultrafit Centers, Inc. (formerly D.S.S., Inc.) and subsidiaries as of December 31 1995 and 1994, and the results of its operations, changes in its shareholders' equity and its cash flows for the years ended December 31, 1995, 1994 and 1993 in conformity with generally accepted accounting principles.

                                                /s/ ANGEL E. LANA, P.A.
                                                ------------------------------
                                                Angel E. Lana, P.A.
                                                CERTIFIED PUBLIC ACCOUNTANT

April 18, 1996
Fort Lauderdale, Florida

        ULTRAFIT CENTERS, INC. (FORMERLY D.S.S., INC.) AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1995 AND 1994

                                     ASSETS
                                     ------


                                                        1995        1994
                                                      --------     ------
Current Assets:
Cash                                                  $ 48,776     $ -0-
Accounts Receivable-Trade                               24,729       -0-
Accounts Receivable-Other                               13,181       -0-
Note Receivable-current portion                        100,000       -0-
Prepaid Expense                                         21,000       -0-
Inventory                                               37,496       -0-
                                                      --------    -------

Total Current Assets                                   245,182       -0-
                                                      --------    -------
Property and Equipment, net of depreciation            215,875       -0-
                                                      --------    -------
Other Assets:
Note Receivable, net                                   115,000       -0-
Security Deposits                                       16,506       -0-
Development Costs, net of amortization                 242,083       -0-
Joint Venture Investment-at equity                      20,927       -0-
Pre-opening Costs-new center                            73,597       -0-
Goodwill, net of amortization                          271,614       -0-
                                                      --------    -------
Total Other Assets                                     739,727       -0-
                                                      --------    -------
Total Assets                                        $1,200,784     $ -0-
                                                    ==========   =======

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

Current Liabilities:
Accrued Expenses                                      $ 30,283     $ -0-
Note Payable-Bank                                       43,364       -0-
Notes Payable-Other                                    500,000       -0-
                                                       --------    -------

Total Current Liabilities                              573,647       -0-

Other Liabilities:
Deferred Revenue                                        66,642       -0-
                                                      --------    -------
Total Liabilities                                      640,289       -0-
                                                      --------    -------
Commitments and Contingencies

Shareholders' Equity:
Preferred Stock, $.50 par value; 3,000,000
shares authorized, none issued                             -0-       -0-
Class A, Non-Voting Common Stock, $.001 par
 value; 2,000,000 shares authorized, none issued           -0-       -0-
Common Stock, $.001 par value; 20,000,000 shares
authorized, issued and outstanding shares-
8,100,000 in 1995; 650,000 in 1994                      8,100       650
Additional Paid-In Capital                          1,030,238    49,289
Accumulated Deficit                                  (477,843)  (49,939)
                                                   -----------  ---------
Total Shareholders' Equity                            560,495       -0-
                                                   -----------  ---------
Total Liabilities and Shareholders' Equity         $1,200,784     $ -0-
                                                   ===========  =========


  The accompanying notes are an integral part of these financial statements.

        ULTRAFIT CENTERS, INC. (FORMERLY D.S.S., INC.) AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993


                                             1995        1994       1993
                                          -----------  --------  ----------
Net Revenues                               $ 267,010      $ -0-       $ -0-
Cost of goods sold                            16,299        -0-         -0-
                                          -----------  --------  ----------
Gross Profit                                 250,711        -0-         -0-
                                          -----------  --------  ----------
Operating Expenses:
Personnel                                    138,530        -0-         -0-
Marketing                                     16,378        -0-         -0-
General and administrative                   188,244        -0-     31,768
Physician services                            46,500        -0-         -0-
Depreciation and amortization                 17,466        -0-         -0-
 Loss-equity investment, net of
  royalties of $3,681                         10,887        -0-         -0-
Loss-note receivable write-down              260,000        -0-         -0-
                                          -----------  --------  ----------
Total Operating Expenses                     678,005        -0-     31,768
                                          -----------  --------  ----------
Other income (expense):
Interest income                                  284        -0-         -0-
Interest expense                                (894)       -0-         -0-
                                          -----------  --------  ----------
Total Other Income (Expense)                    (610)       -0-         -0-
                                          -----------  --------  ----------
Net Loss                                  $ (427,904)     $ -0-  $ (31,768)
                                          ===========  ========  ==========
Loss Per Common Share                     $    (0.20)     $ -0-  $   (0.05)
                                          ===========  ========  ==========
Weighted average number of
 shares outstanding                        2,092,466   650,000     650,000
                                          ===========  ========  ==========

   The accompanying notes are an integral part of these financial statements.

        ULTRAFIT CENTERS, INC. (FORMERLY D.S.S., INC.) AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993



                                                   ADDITIONAL
                           COMMON STOCK             PAID IN      ACCUMULATED
                        SHARES     AMOUNTS          CAPITAL        DEFICIT       TOTAL
                        ------     -------         -----------   -----------     -----
Balance, 01/01/93     6,500,000    $6,500         $   43,439     $  (18,171)   $ 31,768

Retroactive
application of
reverse stock split-
1 share for each 10
outstanding           5,850,000    (5,850)             5,850                        -0-

Net Loss, year
ended 12/31/93                                                      (31,768)    (31,768)
                     ----------   --------       -----------     -----------   ---------
Balance, 01/01/94       650,000       650             49,289        (49,939)        -0-

Activity-1994                                                                       -0-
                     ----------   --------       -----------     -----------   ---------
Balance, 01/01/95       650,000       650             49,289        (49,939)        -0-

Stock issued for
 services               850,000       850             84,150                     85,000

Stock issued for
acquisition of
Ultrafit Centers,
Inc.                  6,600,000     6,600            896,799                    903,399

Net Loss, year
 ended 12/31/95                                                    (427,904)   (427,904)
                     ----------   --------       -----------     -----------   ---------
Balance, 12/31/95     8,100,000    $8,100         $1,030,238      $(477,843)  $ 560,495
                     ==========   ========       ===========     ===========   =========


  The accompanying notes are an integral part of these financial statements.

        ULTRAFIT CENTERS, INC. (FORMERLY D.S.S., INC.) AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993


                                                1995              1994            1993
                                             ----------        ----------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Loss                                    $ (427,904)        $   -0-        $(31,768)
 Adjustment to reconcile net loss to net
  cash used by operating activities:
  Write-down of note receivable              $  260,000
  Depreciation and amortization              $   17,466                        $     40
  Common stock issued for services           $   64,000
  Loss-equity investment                     $   10,887
  Investment write-off                                                           58,552
 Changes in non-cash working capital
  balances, net of effects from acquisition:
  Decrease in accounts receivable-trade      $    4,618
  Increase in accounts receivable-other      $   (4,614)
  Increase in inventory                      $   (2,354)
  Decrease in prepaid taxes                  $      730
  Decrease in accounts payable               $                                  ( 7,283)
  Increase in accrued expense                $   29,647
                                             ----------        ----------      ---------
Net Cash Provided (Used) by
 Operating Activities                        $  (47,524)        $   -0-        $ 19,541
                                             ----------        ----------      ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Cash acquired upon business acquisition     $  163,457
 Acquisition of property and equipment       $   (4,308)
 Increase in security deposits               $   (3,674)
 Increase in development costs               $  (30,163)
 Increase in joint venture investment        $  (13,000)
 Increase in pre-opening costs               $  (10,900)
                                             ----------
 Net Cash Provided by Investing Activities   $  101,412         $   -0-        $    -0-
                                             ----------        ----------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES
 Advances to officer                         $     -0-          $   -0-        $(19,541)
 Decrease in note payable-bank               $   (5,112)        $   -0-        $    -0-
                                             ----------        ----------      ---------
 Net Cash Used by Financing Activities       $   (5,112)        $   -0-        $(19,541)
                                             ----------        ----------      ---------
Net Increase in Cash                         $   48,776         $   -0-        $    -0-

Cash-Beginning of Period                     $     -0-          $   -0-        $    -0-
                                             ----------        ----------      ---------
Cash-End of Period                           $   48,776         $   -0-        $    -0-
                                             ==========        ==========      ==========
Supplemental disclosures of
 cash flow information:
  Non-cash transactions affecting
   operating and financing activities:

   Operating activities:
Issuance of common stock for services        $   64,000         $   -0-        $    -0-
                                             ==========        ==========      ==========
   Financing activities:
Issuance of common stock in connection
 with business acquisition                   $  903,399         $   -0-        $    -0-
                                             ==========        ==========      ==========
Interest paid                                $      894         $   -0-        $    -0-
                                             ==========        ==========      ==========

   The accompanying notes are an integral part of these financial statements.

        ULTRAFIT CENTERS, INC. (FORMERLY D.S.S., INC.) AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BUSINESS ACTIVITY

Ultrafit Centers, Inc. (the Company), formerly D.S.S., Inc., was organized under the laws of the State of Colorado on May 27, 1987 to engage in the business of the sale and distribution of dental, medical, pharmaceutical and other related supplies and equipment. The Company was a development stage entity until October 27, 1995, at which time it acquired the assets and assumed the liabilities of Ultrafit Centers, Inc. (UCI), a Texas corporation. The assets of UCI included two wholly-owned subsidiaries. Prior to the acquisition of UCI, the Company had no assets and no significant operating activities other than transactions related to its formation and organization.

The acquired corporation, Ultrafit Centers, Inc. (UCI), is a management company. It was formed on February 3, 1993, to operate and expand the Ultrafit Preventive Medicine Centers concept which represents an alternative model for health care. It utilizes a preventive approach to medicine by combining a physician-staffed medical clinic providing customized patient exercise and diet programs with a state-of-the-art fitness and nutrition center. UCI plans to franchise Ultrafit Centers throughout the United States. UCI has two wholly-owned subsidiaries, Ultrafit Fitness Centers, Inc. (UFCI) and Nutritional Biosciences, Inc. (NBI). Both subsidiaries were acquired by UCI on April 3, 1995. As more fully explained in Note 14, subsequent to December 31, 1995 UFCI ceased being a subsidiary of the Company.

The Company issued 6,600,000 shares of common stock upon its acquisition of UCI. The shares were valued at $903,399, representing the net book value of UCI. Accordingly, no goodwill was recorded as a result of the acquisition.The goodwill reflected in these financial statements represents excess of cost over net assets acquired resulting from the acquisition by UCI of one of its subsidiaries on April 3, 1995. The acquisition of UCI by the Company was accounted for by the purchase method of accounting. The results of operations of UCI and its subsidiaries is included in the accompanying financial statements only from the date of acquisition (October 27, 1995) through December 31, 1995. Pro forma financial information on the Company, UCI and subsidiaries is presented in Note 2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the Company and its subsidiaries. All material intercompany accounts and transactions have been eliminated. Operations for the subsidiaries acquired during the year ended December 31, 1995 (described above and in Note 2) are included in the consolidated results of operations since the date of acquisition.

PER SHARE DATA - Per share data have been computed by dividing net loss by the weighted average number of common and common equivalent shares outstanding during the period.

REVENUE AND EXPENSE RECOGNITION - Revenue is recognized when products and services are delivered, irrespective of when payments are received. Expenses are recorded as liabilities are incurred, regardless of when they are paid.

        ULTRAFIT CENTERS, INC. (FORMERLY D.S.S., INC.) AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

PROVISION FOR ESTIMATED UNCOLLECTIBLE ACCOUNTS - The Company records a provision for estimated uncollectible accounts for the portion of recognized revenues which it estimates may not be ultimately collected. The provision and related allowance are adjusted periodically, based upon the Company's evaluation of historical collection experience. As of the balance sheet date no allowance for bad debts on trade accounts receivable was deemed necessary.

INVENTORY - Inventory consists of books, vitamins and dietary supplements. It is stated at the lower of cost or market and is determined using the first-in, first-out method.

DEVELOPMENT COSTS - Development costs are being amortized using the straight-line method over the estimated benefit periods, ranging from 3 to 7 years. They primarily consist of direct franchise development costs. Other costs include software and video development costs.

GOODWILL - Goodwill represents the excess of the purchase price over the fair value of net assets acquired by UCI, Inc., prior to its acquisition by the Company on October 27, 1995. Goodwill is being amortized on a straight-line basis over the expected benefit period, 15 years. For the year ended December 31, 1995, the Company recorded amortization expense of $14,295, $3,176 of which occurred after October 27, 1995 and is included in the statement of operations.

PRE-OPENING COSTS - Pre-opening costs represent direct costs incurred in the process of readying the Company's Ultrafit Centers for operations. The costs remain capitalized and not subject to amortization until the Center opens for business. Once the Center commences operations the costs are amortized over the expected useful life.

INCOME TAXES - The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 (SFAS 109), "Accounting for Income Taxes". SFAS 109 requires an asset and liability approach to financial accounting and reporting for income taxes.

PROPERTY AND EQUIPMENT - Property and equipment are stated at cost. Depreciation is computed using straight-line and accelerated methods over their estimated useful lives ranging from 3 to 7 years.

Property and equipment are summarized as follows:

Furniture and fixtures                                 $ 35,322
Medical and exercise equipment                          267,430
                                                      ---------
                                                        302,752
Less accumulated depreciation                            86,877
                                                      ---------
                                                       $215,875

For the year ended December 31, 1995, the Company recorded depreciation expense of $68,262, $14,290 of which occurred after October 27, 1995 and is included in the statement of operations.

        ULTRAFIT CENTERS, INC. (FORMERLY D.S.S., INC.) AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - BUSINESS ACQUISITION AND PRO FORMA INFORMATION
As more fully discussed in Note 1, the Company acquired Ultrafit Centers, Inc.(UCI) on October 27, 1995, a business combination accounted for as a purchase.Pro forma financial position and results of operations of the Company for the periods presented below assume the Company acquired UCI as of January 1, 1994.

                 AS OF AND FOR THE YEAR ENDED DECEMBER 31, 1995
                                     HISTORICAL    HISTORICAL
                                        THE          UCI AND        PRO FORMA      PRO FORMA
                                      COMPANY      SUBSIDIARIES     ADJUSTMENTS    COMBINED
                                     ----------    ------------     -----------    ---------
Assets:
  Current Assets                      $   -0-      $  224,182       $    -         $  224,182
                                      ---------    -----------      ----------     -----------
  Total Assets                            -0-      $1,179,784       $ (23,826)     $1,155,958
                                      ---------    -----------      ----------     -----------
Liabilities and
Shareholders' Equity:
 Current Liabilities                  $   -0-      $  573,647       $    -         $ 573,647
 Other Liabilities                        -0-          66,642            -            66,642
 Shareholders' Equity                     -0-         539,495         (23,826)       515,669
                                      ---------    -----------      ----------     -----------
 Total Liabilities and
  Shareholders' Equity                $   -0-      $1,179,784       $ (23,826)     $1,155,958
                                      =========    ===========      ==========     ===========
Net Revenue                           $   -0-      $1,374,371       $    -         $1,374,371
Cost of Revenue                           -0-          73,654            -             73,654
                                      ---------    -----------      ----------     -----------
Gross Profit                          $   -0-       1,300,717            -          1,300,717
Total Operating Expenses                64,000      1,664,851           4,765       1,733,616
                                      ---------    -----------      ----------     -----------
Net Loss from operations              $(64,000)    $ (364,134)      $  (4,765)     $ (432,899)
                                      ---------    -----------      ----------     -----------
Net Loss per common
 share (primary)                                                                   $    (0.05)
                                                                                   -----------
Weighted average common
shares outstanding-primary                                                         $8,100,000
                                                                                   -----------
                 AS OF AND FOR THE YEAR ENDED DECEMBER 31, 1994
Assets:
 Current Assets                       $   -0-      $  228,648       $   -          $  228,648
                                      ---------    -----------      ----------     -----------
 Total Assets                             -0-      $1,203,802       $  266,848     $1,470,650
                                      ---------    -----------      ----------     -----------
Liabilities and
Shareholders' Equity:
 Current Liabilities                  $   -0-      $  122,782       $  440,732     $  563,514
 Other Liabilities                        -0-          96,356            -             96,356
 Shareholders' Equity                     -0-         984,664         (173,884)       810,780
                                      ---------    -----------      ----------     -----------
 Total Liabilities and
  Shareholders' Equity                $   -0-      $1,203,802       $ 266,848      $1,470,650
                                      =========    ===========      ==========     ===========
Net Revenue                           $   -0-      $1,986,188       $   -          $1,986,188
Cost of Revenue                           -0-         228,118           -             228,118
                                      ---------    -----------      ----------     -----------
Gross Profit                              -0-       1,758,070           -           1,758,070
Total Operating Expenses                  -0-       1,832,340          19,061       1,851,401
                                      ---------    -----------      ----------     -----------
Net Loss from Continuing
 Operations                               -0-         (74,270)        (19,061)        (93,331)
Net Loss from Discontinued
 Operations                               -0-         (35,879)          -             (35,879)
                                      ---------    -----------      ----------     -----------
Net Loss                              $   -0-      $ (110,149)      $ (19,061)     $ (129,210)
                                      ---------    -----------      ----------     -----------
Net Loss Per Common Share:
 Continuing Operations                                                             $    (0.02)
 Discontinued Operations                                                           $      -
                                                                                   -----------
Net Loss Per Share-Primary                                                         $    (0.02)
                                                                                   -----------
Weighted average common
shares outstanding-primary                                                          8,100,000
                                                                                   -----------

The adjustments for 1995 reflects additional amortization of goodwill of $23,826 as if the acquired company, UCI, had acquired its two subsidiaries as of the beginning of the period. The adjustments also reflect additional amortization of $19,061 from 1994. The 1994 adjustments include net goodwill, amortization and debt incurred by UCI in the acquisition. A subsidiary included above ceased being part of the Company after December 31, 1995 (see Note 14).

         ULTRAFIT CENTERS, INC. (FORMERLY D.S.S., INC.) AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - NOTE RECEIVABLE

Effective October 1, 1994, UCI sold, as the franchisor, two Ultrafit Centers located in San Antonio, Texas for $475,000. The franchisee was required to pay the $475,000 from available profits derived from the centers. As of December 31, 1995, the Company had not received any payments from the franchisee. Subsequent to December 31, 1995, the Company took possession of the centers. One center was sold for $100,000, the other was closed. The net book value of the equipment the Company has repossessed is approximately $73,000. The Company was liable as lessee of the two facilities sublet to the franchisee. To release itself from any obligations relating thereto, the Company paid the landlord $20,000.

The statement of operations for the year ended December 31, 1995, includes a charge to operations of $260,000 reflecting the write-down deemed necessary to reflect the net realizable value of the note receivable. The note receivable is shown on the Company's 1995 balance sheet as follows:

Note Receivable                                  $ 475,000
Less: Allowance for uncollectibility              (260,000)
                                                 ----------
                                                   215,000
Less: Current portion                            $(100,000)
                                                 ----------
                                                   115,000
                                                 =========

NOTE 4 - DEVELOPMENT COSTS
Development costs, net of amortization, are summarized as follows:

                                                   Amortization
                               AMOUNT             PERIOD (YEARS)
                               ------             --------------
Franchise development         $220,200                  7
Software development             7,190                  5
Video development               14,693                  3
                              --------
                              $242,083
                              ========

NOTE 5 - JOINT VENTURE INVESTMENT
UCI opened a new Ultrafit Center in June 1995 pursuant to a joint venture arrangement with Davlin Corporation (Davlin). As a 49% owner, the Company is accounting for the investment under the equity method. Accordingly, the investment is adjusted for dividends and 49% of earnings or losses. As of December 31, 1995, the net investment amount is $20,927. The Company is entitled to franchise royalties of 7% of gross revenues. The royalties totalled $19,738 as of December 31, 1995, of which $3,681 was earned after October 27, 1995 and is reflected in the statement of operations. The Company's share of the joint venture loss as of December 31, 1995 was $39,960, of which $14,568 occurred after October 27, 1995 and is reflected in the statement of operations.

At December 31, 1995, the investment in Davlin exceeded the Company's share of the underlying net assets by $36,575. The excess relates to property and equipment and will be amortized against the Company's share of Davlin's net income or loss on the straight-line method over the estimated useful lives of the property and equipment beginning in 1996. Amortization is not charged to operations in 1995 due to immateriality.

NOTE 6 - GOODWILL
On April 3, 1995, UCI acquired 100% of UFCI as follows:
                                    ACQUISITION     NET ASSETS
                                       PRICE         ACQUIRED      GOODWILL
                                    -----------     ----------     --------
UFCI Acquisition                     $440,732        $154,823      $285,909
Less accumulated amortization                                        14,295
                                                                   --------
                                                                   $271,614

UFCI ceased being part of the Company after December 31, 1995, as more fully discussed in Note 14.

        ULTRAFIT CENTERS, INC. (FORMERLY D.S.S., INC.) AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - NOTE PAYABLE-BANK

Note payable to bank represents a loan made to UCI in the original amount of $110,756. Principal is payable on demand. Monthly payments of principal and interest in the amount of $3,000 is required. The loan has a stated interest rate of 11% annually and matured on April 4,1996. The loan is collateralized primarily by the equipment located at two of UCI's Ultrafit Centers. As of December 31, 1995 the outstanding principal balance is $43,364.

The note was not paid in full at maturity, a balance of approximately $36,000 remained. The note was refinanced by way of a personal assumption of $25,000 by the Company's principal shareholder (see Note 14). The remaining balance will be paid by the Company over a period of six months from the original date of maturity.

NOTE 8 - NOTES PAYABLE-OTHER

Notes payable-other consists of the following:

A. Upon the acquisition of UFCI by UCI, see Note 6, UFCI was issued a $440,732 note payable. The note has no stated interest rate and was scheduled to be paid in full upon its maturity date of April 3, 1996. The note is collateralized by all the common stock of UCI, which shares are held in escrow until the note is paid. The note is payable to related parties (see Note 10A). The note obligation was settled subsequent to December 31, 1995 as more fully discussed in Note 14.
                                                                   $440,732

B. On April 3, 1995, UCI acquired the assets of an Ultrafit Center for a total consideration price of $59,268 in the form of a note payable. The note has no stated interest rate or collateralization and was scheduled to be paid in full on April 3, 1996. The note obligation was settled subsequent to December 31, 1995 as more fully discussed in Note 14.

                                                                     59,268
                                                                   --------
                                                                   $500,000
                                                                   ========

NOTE 9 - INCOME TAXES

At December 31, 1995, the Company and its subsidiaries had net operating loss carryforwards (subject to certain tax code limitations) of approximately $575,000 available to offset future taxable income, if any, expiring in the years 2008 through 2010. The effect of the future tax benefit, if any, has not been recognized because of the Company's limited operating history.

NOTE 10 - RELATED PARTY TRANSACTIONS

Related party transactions are summarized as follows:

A. A principal officer and a director of the Company were the owners of UFCI, acquired by UCI on April 3, 1995. Goodwill in the amount of $285,909 related to the acquisition has been recorded. A note payable in the amount of $440,732, referred to in Note 8A, is payable to the aforementioned officer and the director.

B. A principal officer of the Company was the owner of NBI, acquired by UCI on April 3, 1995 for $98,802. No goodwill related to the acquisition has been recorded.

        ULTRAFIT CENTERS, INC. (FORMERLY D.D.S., INC.) AND SUBSIDIARIES
                  NOTES TO CONSOLIUDATED FINANCIAL STATEMENTS

NOTE 10 - RELATED PARTYB TRANSACTIONS (Continued)

C. Effective April 3, 1995, UCI entered into two service agreements, one with its principal shareholder and one with a director of the Company. Each will receive an annual compensation of $120,000 in exchange for management services. The agreements terminated on April 3, 1996, at which time only one was renewed for a period of two years at the same compensation rate. The Company's president was also under contract to manage operations through March, 1995. Total management fees paid by the Company for year ended December 31, 1995 totaled $175,000, $40,000 of which occurred after October 27, 1995 and is included in the statement of operations.

D. On April 17, 1995, in an effort to stimulate franchise growth and demonstrate a long-term commitment to the Company and the Ultrafit concept, the Board of Directors approved a proposal entitling four Board members to be eligible to each own single franchise center at a location of their choice. The center would have to be operated within the guidelines of the Franchise Agreement but no francise fees or royalties would be paid to the Company. This option is a one-time opportunity only, expiring on April 30, 2005.

NOTE 11 - SHAREHOLDERS' EQUITY
The Company is authorized to issue 3,000,000 shares of $.50 par value Preferred Stock in one or more series. The Board of Directors can fix or alter the rights, preferences, privileges and restrictions relating to dividends, conversion, voting, redemption and liquidation without any further vote or action by the shareholders. None has been issued to date.

The Company is also authorized to issue 2,000,000 shares of Class A, $.001 par value, non-voting common stock having no voting, preemptive or conversion rights. No such shares have been issued.

The Company is authorized to issue 20,000,000 shares of common stock, with a per share par value of $.001. Holders of common stock do not have any rights of redemption or conversion or preemptive rights to subscribe to additional shares if issued by the Company. In the event of liquidation of the company, the common shareholders are to share ratably in any distribution of the Company's assets after payment of all liabilities, subject to the rights of the holders of preferred stock.

During the Company's third quarter, a reverse stock split of 1 share for each 10 outstanding was effectuated. Total capitalization was unchanged.

On September 1, 1995, the Company entered into four consulting agreements whereby in exchange for services to be rendered the consultants were issued 500,000 shares of common stock. The shares were registered on October 31, 1995 pursuant to a Form S-8 filing.

On October 26, 1995, the Company issued 350,000 shares of common stock in exchange for services rendered.

The value of the services to be rendered for the 850,000 shares referred to above is $85,000, said amount is reflected in the Statements of Sharenholders' Equity. Services rendered through the year end was $64,000.

NOTE 12 - COMMITMENTS AND CONTINGENCIES
The Company leases its facilities under various operating leases. The monthly lease obligations total $16,824. One of the leases requiring monthly payments of $5,440 became effective after December 31, 1995. For the year ended December 31, 1995, the Company recorded rent expense of $116,396, $22,071 of which occurred after October 27, 1995 and is included in the statement of operations.

        ULTRAFIT CENTERS, INC. (FORMERLY D.S.S., INC.) AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 - COMMITMENTS AND CONTINGENCIES (Continued)

At December 31, 1995 the aggregate future minimum lease payments are as follows:

           1996                                 $  163,811
           1997                                    201,891
           1998                                    140,955
           1999                                     75,160
           2000                                     65,280
           Thereafter                              413,440
                                                -----------
                                                $1,060,537
                                                ===========

On August 8, 1995, the Company entered into a consulting agreement for the purpose of establishing a franchise financing program to include Company and franchisee locations. The agreement also includes a product support package whereby the consultant will supervise construction, attend tradeshows and develop vendor relations. The consultant was paid a $5,000 consulting fee and shall receive a fee of 3% of funds obtained for the Company. The Company has the option of paying a flat fee of $10,000 in lieu of the 3% fee. The consultant shall be paid $500 per day, plus expenses, for work performed under the product support package.

On December 4, 1995, the Company entered into three Executive Search Contracts. The contracts obligate the Company to pay a recruiting fee of $25,000 for each of three physicians which the Company hires through the efforts of the employment agency. The contract term is for ninety days.

On December 20, 1995, the Company entered into a nine month agreement with an organization that was to provide a broad range of services pertaining to investor relations at a cost of $4,000 per month. The Company paid for one month of service after which the agreement was terminated by the company for lack of performance.

On December 26, 1995, the Company entered into a six month agreement whereby in exchange for management consulting services the Company granted the consultant warrants to purchase 700,000 shares of common stock. The warrants may be exercised during a period of two years from the date of the agreementas follows

 # OF COMMON SHARES
 UNDERLYING WARRANTS                    PRICE PER SHARE
 -------------------                    ---------------
      200,000                             $ 1.00
      100,000                               1.50
      100,000                               2.00
      100,000                               2.50
      200,000                               3.00
     ---------
      700,000
     =========

Subsequent to December 31, 1995, 300,000 shares were issued to the consultant to have available for the exercise of the warrants of which 85,000 were exercised.

The Company adopted a bonus plan for its officers and directors, 10% of net profits, if any, will be distributed annually. The Board of Directors will determine individual bonuses payable equally between cash and common stock.

        ULTRAFIT CENTERS, INC. (FORMERLY D.S.S., INC.) AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 - LEGAL PROCEEDING

The Company was named as a defendant in a lawsuit in December 1995. The claim alleges that in April 1995, a subsidiary of the Company (UCI) acquired the assets and assumed certain liabilities of DPJ, Inc. (the entity referred to in Note 8B) for a price far below its market value. The Company denies the allegations and intends to vigorously defend its position. The Company believes a judgment against it is highly doubtful and that it will prevail in the litigation.

NOTE 14 - SUBSEQUENT EVENTS

Subsequent to December 31, 1995, the Company repossessed the assets collateralizing a note receivable in the amount of $475,000. See Note 3.

Subsequent to December 31, 1995, the Company issued 300,000 shares of common stock to the consulting group referred to in Note 12.

On January 25, 1996, the Company filed a Form S-8 Registration Statement registering 705,000 shares of common stock which included the 700,000 shares referred to in Note 12 and 5,000 shares issued subsequent to December 31, 1995 in exchange for legal services rendered.

On February 1, 1996, the Company entered into a consulting agreement for a period of six months. In exchange for financial public relations services the Company agreed to pay the consultant as follows:

                                                     $ WORTH OF FREE -
                                   $ AMOUNT        TRADING COMMON STOCK
                                   --------        --------------------

Upon signing of contract           $10,000                $  -0-
Within two weeks of contract date     -0-                  15,000 (7000 shares)
1st day of month two                10,000                 15,000
1st day of month three              10,000                 15,000
1st day of month four               10,000                 10,000
1st day of month five               10,000                  5,000
1st day of month six                10,000                  5,000
                                   --------               --------
                                   $60,000                $65,000

The number of shares to be issued is determined by the average bid price for five days prior to the beginning of the new contract month.

The agreement may be terminated by either party by providing written notice at least five business days prior to the expiration of the current contract month.

On March 28, 1996, the Company issued 18,500 shares of common stock pursuant to the consulting agreement.

On February 21, 1996, the Board of Directors approved a Directors Stock Option Plan granting directors the option to acquire 110,000 shares of restricted common stock, in the aggregate, at $1 per share. The plan is to remain in effect for a period of two years.

On February 29, 1996, the Company issued 100,000 shares of restricted common stock to a company Director in exchange for $100,000.

        ULTRAFIT CENTERS, INC. (FORMERLY D.S.S., INC.) AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 SUBSEQUENT EVENTS (Continued)

On March 1, 1996, the Company entered into an equipment leasing contract which requires sixty monthly payments of $706 each and contains a purchase option.

On March 4, 1996, 625,000 shares of common stock were issued to the company's President. The shares were pledged as collateral on a $340,000 bank loan dated March 5, 1996. The principal portion of the proceeds were used to make operational a new fitness center located in Victoria, Texas. The loan is payable in sixty monthly installments of $6,983 each through March 19, 2001 at an annual interest rate of 8.25%.

On February 20, 1996, an agreement was reached between the Company and its principal shareholder and one of its directors'. The agreement stipulates that the Company exchange UFCI, which operates a fitness center located in Kerrville, Texas (See Note 6), for the forgiveness of the two notes payable in the amount of $500,000 referred to in Note 8. The principal shareholder,who will retain the 639,724 shares of restricted common stock issued to him as a result of the Company's acquisition of UFCI, also agrees to assume $25,000 of the bank note payable referred to in Note 7. Financial data relating to UFCI, the Kerrville Center, (without the recognition of goodwill)as of December 31, 1995 and for the year then ended is as follows:

                                                            AFTER DATE OF
                                                         ACQUISITION (10/27/95)
                           AS OF        YEAR ENDED           THROUGH
                         12/31/95        12/31/95            12/31/95
                        ----------      ----------       ----------------------
Balance Sheet:
Assets                  $177,923

Liabilities             $ 31,969
Shareholders' Equity    $145,954
                        --------
                        $177,923
                        ========

Statement of Operations:
Net Revenue                              $640,839              $132,611
Cost of Revenue                            33,541                 6,959
                                        ---------             ---------
Gross Profit                              607,298               125,652
Total Operating Expenses                  616,166               164,413
                                        ---------             ---------
Net Loss from operations                  $(8,868)             $(38,761)
                                        =========             =========
Net Loss per common share                   NIL                 $ (0.02)
Weighted average number of              =========             =========
 shares outstanding                     2,092,466             2,092,466
                                        =========             =========